Form 10-K
period 2025-12-31
Daedalus Special Acquisition Corp.
filed 2026-03-27
CIK 2082149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Daedalus Special Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42998	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

50 Sloane Avenue, London, SW3 3DD, United Kingdom	SW3 3DD
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 207 297 3592

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	DSACU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	DSAC	The NASDAQ Stock Market LLC
Warrants entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share	DSACW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not public traded. Therefore, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 27, 2026, the Registrant had 25,685,000 Class A ordinary shares, par value $0.0001, issued and outstanding (inclusive of shares included in our units), and 8,333,333 Class B ordinary shares, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Daedalus Special Acquisition Corp.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

When used throughout this annual report on Form 10-K, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the Company adopted prior to the consummation of the IPO.

●	“board of directors” are to the board of directors of the Company;

●	“BTIG” are to BTIG, LLC, the representative of the underwriters in our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share in the share capital of the Company;

●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share in the share capital of the Company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” are to (i) the period ending on the date that is 24 months from the closing of the IPO, or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association. Our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders will be offered an opportunity to redeem their public shares;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to the IPO and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holders thereof as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to the IPO;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO” or “initial public offering” are to the initial public offering of our securities pursuant to our Prospectus, which offering was consummated on December 10, 2025.

●	“management” or our “management team” are to our officers and directors;

●	“NASDAQ” are to the NASDAQ Global Market.

●	“ordinary resolution” are to a resolution of the company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, attend and vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement shares” are to the Class A ordinary shares included in the private placement units to be purchased by our sponsor and BTIG;

●	“private placement units” are to the private placement units purchased by our sponsor and BTIG in a private placement simultaneously with the closing of the IPO;

●	“private placement warrants” are to the warrants included in the private placement units issued to our sponsor and BTIG in a private placement simultaneously with the closing of the IPO;

●	“public shares” are to Class A ordinary shares sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market), and does not include any founder shares;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and our management team to the extent our initial shareholders or members of our management team purchase public shares, provided that the each initial shareholder’s or member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“Registrar of Companies” are to the Registrar of Companies of the Cayman Islands;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“special resolution” are to a resolution of the company passed by a majority of at least two-thirds (2/3) (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, attend and vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to Daedalus Special Acquisition LLC, a Delaware limited liability company;

●	“underwriter” or “underwriters” refers to BTIG, the underwriter of the IPO;

●	“underwriters’ option to purchase additional units” are to the underwriters’ 45-day option to purchase up to an additional 3,375,000 units to cover over-allotments, if any;

●	“unit” refers to a unit being offered under the IPO at an offering price of $10.00 and consisting of one Class A ordinary share and one-fourth of one redeemable warrant;

●	“warrants” or “public warrants” are to the warrants sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

●	“warrant exercise date” are to the date on which the warrants will become exercisable, which is 30 days after the completion of our initial business combination;

●	“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation; and

●	“we,” “us,” “company” or “our company” are to Daedalus Special Acquisition Corp., a Cayman Islands exempted company.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this annual report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	failure to list or delisting of our securities from NASDAQ or an inability to have our securities listed on NASDAQ following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities; or

●	our financial performance following the IPO or an initial business combination.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated on August 7, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We may pursue an initial business combination target in any business or industry or at any stage of its corporate evolution. Our management team and board members consist of seasoned professionals who have experience spanning the various industries, including the Artificial Intelligence (AI), consumer AI, mobile applications (mobile apps), mobile games, financial technology, mergers and acquisitions, corporate finance, corporate governance and compliance and legal matters, and investment management that we intend to focus on initially. See “Management” for additional information about our directors and executive officers. We believe that our officers’ and directors’ industry expertise, transaction experience and relationships may provide us with a substantial number of attractive potential business combination targets.

On December 10, 2025, we consummated our IPO of 25,000,000 units, including 2,500,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-290165 and 333-292014) with respect to the IPO. Each unit consists of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $250,000,000. Pursuant to that certain underwriting agreement, dated December 8, 2025, we granted BTIG, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 3,375,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option partially and purchased 2,500,000 units, generating total proceeds of $25,000,000.

Simultaneously with the closing of the IPO on December 10, 2025, the Company consummated a private placement (the “private placement”) of an aggregate of 685,000 units (the “private units”) to the sponsor and BTIG, at a price of $10.00 per Private Unit, generating total proceeds of $6,850,000. Each private unit consists of one Class A ordinary share and one-fourth of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). Of those 685,000 private units, the Sponsor purchased 435,000 private units and BTIG purchased 250,000 private units. The private units are identical to the units sold in the IPO. Additionally, the sponsor and BTIG agreed not to transfer, assign, or sell any of the private units or underlying securities (except in limited circumstances, as described in the registration statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the private units.

On December 10, 2025, a total of $250,000,000 of the net proceeds from the sale of the units in the IPO and the private placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except for all interest income that may be released to us to pay taxes, and up to $100,000 to pay dissolution expenses, none of the funds held in the trust account will be released from the trust account until the earlier of: (1) the completion of our initial business combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial business combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity.

We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination and bring value to the business post-business combination. Our team has broad sector knowledge though their collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

Our Management Team

Our management team is led by Husnu Akin Babayigit and Orkun Kilic, our Co-Chief Executive Officers since September, 2025, Nimika Karadia, our Chief Financial Officer since September 2025, and Directors of the Board since August 2025. Husnu Akin Babayigit and Orkun Kilic are co-managers of our sponsor, Daedalus Special Acquisition LLC.

Husnu Akin Babayigit, our Co-Chief Executive Officer and Director, is a serial entrepreneur and an active investor. He has served as the Managing Director of Arcadia Interactive Partners since February 2025, one of the most active investment firms in gaming. He has also been the co-founder, President and board director of Tripledot Studios since April 2018, one of the largest gaming companies in the world. Under his leadership, Tripledot grew to $2 billion in revenues with over 2,500 employees and 25 million daily active users, earning the #1 fastest-growing European company title from the Financial Times. In 2025, it acquired AppLovin’s games portfolio for approximately $800 million. From October 2018 to June 2021, Akin was the co-founder of Luna Labs, a B2B SaaS business acquired by IronSource in 2021 for a nine-figure sum and held senior roles at Facebook, Activision Blizzard, Skype and McKinsey. He has invested in approximately 50 companies, advising and backing several of gaming’s biggest successes, including Dream Games ($5 billion valuation), Peak Games (sold to Zynga for $1.8 billion), Gram Games (sold to Zynga for about $500 million), Masomo (sold to Miniclip) and many others. Akin received an MBA degree from Harvard Business School in June 2009, a Master of Science degree in Engineering & Applied Sciences from Yale University in 2004, a Master of Science degree in Electrical and Computer Engineering from the University of Wisconsin — Madison in 2003 and a Bachelor of Science degree in Electrical & Computer Engineering from the University of Wisconsin — Madison in 2001.

Orkun Kilic, our Co-Chief Executive Officer and Director, is the founder & Chief Investment Officer of Berry Street Capital, an event-driven hedge fund. Orkun was previously the sole Portfolio Manager of the Paulson European Opportunities fund. He joined Paulson in 2011, and within 4 years, was made the Head of Paulson’s European investments in 2015 before being appointed Managing Partner of Paulson Europe LLP in January 2017. Prior to Paulson, Orkun worked at Morgan Stanley, focusing on mergers and acquisitions. Before that, he worked for FIBA Holdings, one of the largest investment firms in Turkey, as an investment analyst covering private and public investment opportunities. He has served in numerous public and private company boards pursuing transformational and shareholder value enhancing initiatives, including Premier Foods PLC. Orkun received an MBA degree from Harvard Business School in June 2009. He graduated magna cum laude in Business Administration and Economics from Koc University, Turkey in 2004. He also received his MSc. in Financial Engineering from Bogazici University, Turkey in 2006.

Nimika Karadia has served as our Chief Financial Officer since September 2025. Ms. Karadia has served as the Chief Operating Officer and Chief Financial Officer of Berry Street Capital Management LLP since February 2025, an event-driven hedge fund and was responsible for the set-up of the firm’s corporate operations and the affairs of the business as a whole. Prior to Berry Street, Ms. Karadia was the COO of Kanou Capital LLP from July 2024 to December 2024, and the CFO and COO of Andromeda Capital Management (UK) LLP from September 2022 to April 2024, where she coordinated fund launches and managed non-investment aspects of the business. From November 2010 to August 2022, Ms. Karadia was the COO and CFO of Numen Capital LLP. With a background in both credit and equity, Ms. Karadia has over 19 years of financial experience holding key roles such as CFO, CRO, CCO and MLRO and being responsible for all business accounting and audit processes. She is also an active CIMA-registered fund director. She is also a long-time Director on several private company boards undertaking all financial and operational functions. Ms. Karadia holds a Bachelor of Science degree in Politics with Economics from University of Bath, United Kingdom.

Debra Schwartz has served as a member of our board of directors since December 8, 2025. Ms. Schwartz is a seasoned financial leader skilled at enabling companies to innovate, grow and scale. Ms. Schwartz is Chief Financial Officer at Goldbelly, the leading curated marketplace for iconic restaurants and chefs. She has previously served as the CFO of several innovative technology companies including H1, a leading healthcare data technology company whose mission is to connect the world to the right doctors, Cameo, the celebrity video shoutout pioneer, and Bustle Digital Group, the digital media provider. Ms. Schwartz spent more than a decade as an equity analyst with Goldman Sachs and Credit Suisse, is on the Board of Lemonade (NYSE: LMND), and holds an MBA from Harvard University, and a BA/BS from the University of Pennsylvania. We believe Ms. Schwartz is qualified to serve on our board of directors as she is a seasoned financial leader skilled at enabling companies to innovate, grow and scale.

Bedii Can Yücaoğlu has served as a member of our board of directors since December 8, 2025. Mr. Yűcaoğlu has served as the Managing Director at Map Capital Partners based in Istanbul since 2011. He focuses on investments in consumer products, real estate, chemicals and technology. Mr. Yücaoğlu currently leads teams driving the transformation of Burda Bebek into the leading regional player in juvenile products as well as providing real estate development and asset management services to BioCity on behalf of institutional investors led by Blackrock as well as to Anadolu on behalf of Immofinanz AG. He also serves on the Board of Directors of Burda Bebek (baby products) since 2015, Turkuaz Turizm (real estate) since June 2025, Silahtarağa Gayrimenkul (real estate) since January 2024, Tarimsal Kimya (chemicals) since 2009 and Map Elektronik (technology) since May 2025. Bedii Can is a Member of the Board of TUSIAD (Turkish Business Round Table) serving as the Leader of Global Relations & EU, a Board Member of the HBS Club Istanbul, and serves on the Board of Trustees of GIRVAK (Turkish Entrepreneurship Foundation) and on the Asset Management Committee of TEV (Turkish Education Foundation). Prior to starting MAP, he worked as a Director at Turkven Real Estate and as a Senior Associate for McKinsey & Company with project work in finance, logistics and private equity. He holds an MBA from Harvard Business School and a BS in Electrical Engineering from Northwestern University. We believe Mr. Yücaoğlu is qualified to serve on our board of directors as he brings extensive investment, strategic, and operational experience across multiple industries, together with significant board leadership experience.

Sean Davey Ryan has served as a member of our board of directors since December 8, 2025. Mr. Ryan is a digital media & technology operator with extensive global experience in online payments, stable coins and blockchain, e-commerce, marketplaces, mobile ad networks, digital games, enterprise collaboration platforms, real money gaming and online music. Since January 2024, Mr. Ryan has served as the CEO and co-founder of Enigma Lake Holdings, Inc. (dba ZOOT), a sweepstakes and stablecoin-focused iCasino operator and game developer, where he leads the company. From 2022 to 2024, Mr. Ryan served as the CEO of AQUA.xyz, an early web3 commerce marketplace focused on the Immutable and Polygon blockchain game systems. Since 2014, Mr. Ryan has been serving as Vice President of Business Platform Partnerships at Facebook, Inc. (Nasdaq: FB), where he leads a more than 500 person global organization that manages the Payments, Commerce, Novi/Blockchain, Workplace and Audience Network businesses. Prior to his role, Mr. Ryan was hired in 2011 as the Director of Games Partnerships to lead and grow the Games business at Facebook. Prior to joining Facebook, Mr. Ryan created the new social and mobile games division at News Corp, an American multinational mass media corporation. Mr. Ryan co-founded Twofish in 2009, a virtual goods and services platform that provided developers with data analytics and insights for individual application’s digital economies. From 2005 to 2008, Mr. Ryan founded and led Meez.com, a leading social entertainment service combining avatars, web games and virtual worlds. Mr. Ryan also co-founded SingShot Media, an online karaoke community, which was sold to Electronic Arts (Nasdaq: EA) and merged into its Sims division. Mr. Ryan received a Bachelor of Arts from Columbia University in 1990 and a MBA degree from the Anderson School at UCLA in 1996. We believe Mr. Ryan is qualified to serve on our board of directors because of his track record in implementing monetization strategies in digital media and technology.

Past performance of our management team or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or their affiliates as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and us, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest.”

Prior SPAC Experience

Our independent director, Mr. Sean Davey Ryan, served as a director of Tekkorp Digital Acquisition Corp. from October 2020 to 2022. Tekkorp Digital Acquisition Corp. (“TEKK”) was formed in August 2020 as a Cayman Islands — incorporated blank check company. It completed its initial public offering on October 26, 2020, raising approximately $250 million in IPO proceeds. On October 4, 2022, TEKK announced that it would not complete its initial business combination by the October 26, 2022 deadline and would not seek an extension to do so. The company subsequently commenced winding down its operations, redeeming shares held by public shareholders, and was liquidated and delisted from Nasdaq.

Other than as set forth above, none of our sponsor, officers or directors has had any prior SPAC experience.

Business Strategy

We believe that there are a range of target businesses that could benefit from our industry knowledge, relationships, capital and public vehicle. Our strategy is to capitalize on the significant experience, network and reach of Husnu Akin Babayigit, our Co-Chief Executive Officer, along with our directors to identify and complete our initial business combination with a target business that we can introduce to a large and growing customer base and generate much more value in the future. Our initial focus will be on the Consumer AI sector. While we intend to initially focus on potential opportunities in the United States, we may pursue opportunities internationally.

Following the IPO, our management team plans to identify and contact potential target businesses and start to evaluate and pursue a possible business combination. In addition, we will communicate the parameters of our search to our network of relationships and transaction sources to help us identify potential target businesses. We intend to leverage our team’s collective experience in the financial services industry and capital markets to successfully complete a business combination, and then continue to support the combined company with our industry relationships, insights and regulatory knowledge, financial expertise and capital resources.

Our strategy is to capitalize on the largest technological platform shift of our generation: consumer artificial intelligence (AI). Just as mobile reshaped consumer behavior over the past decade, AI is now redefining how people write, learn, create and interact daily.

Our business will focus on acquiring and scaling a leading consumer AI company operating at large scale, with a profitable subscription-driven model and strong unit economics. Leveraging our team’s proven playbook in building and consolidating mobile-first businesses, we aim to establish a platform that becomes the natural consolidator in this fragmented, hyper-growth market.

The strategy consists of three pillars:

1.	Anchor Acquisition: Acquire an attractively valued, high-growth, profitable AI-powered consumer app with strong KPIs and recurring subscription revenue.

2.	Platform Expansion: Apply our operating expertise in user acquisition, retention, monetization and product development to accelerate growth and maximize margins.

3.	Market Consolidation: Use the anchor company as a platform to acquire and integrate additional AI app businesses, replicating the consolidation strategy successfully executed at Tripledot Studios, where our leadership scaled revenues from zero to $2 billion and executed multiple accretive acquisitions.

Through disciplined execution, we intend to build a diversified portfolio of AI-powered consumer products that capture outsized share in a market projected to grow at double-digit rates annually.

Market Opportunity

Consumer AI represents one of the fastest-growing categories in global technology. Unlike enterprise-focused AI platforms, consumer adoption is already at scale, powered by mobile distribution and subscription monetization.

●

Large and growing TAM: While the TAM of consumer app companies is estimated to be hundreds of billions of dollars, mobile consumer app revenues (excluding gaming) grew from $3.5 billion in 2014 to $69.2 billion in 2023, with continued strong growth projected. Generative AI app downloads alone have surged from near zero in 2021 to over 1.5 billion in 2024.

●	Proven monetization: AI-powered consumer apps generate revenue predominantly through recurring subscriptions, with industry benchmarks showing margins above 20% and growth rates exceeding 100% annually for leading players.

●	Emerging leaders: Many companies demonstrate both the scale and profitability achievable in this category, with valuations ranging from several hundred million to over $13 billion.

●	Platform shift tailwinds: As with mobile and social before it, AI is spawning entirely new user behaviors and creating opportunities for new category leaders across writing assistance, health & wellness, productivity, video and communication.

We believe we are positioned to harness this growth by consolidating high-quality, profitable companies in this fragmented and underserved market.

Competitive Strengths

We believe that our management team is well positioned to identify attractive target businesses within the Consumer AI industry and to facilitate a successful business combination for the following reasons:

●	Experience recognizing key trends in the financial services industry: Our team has decades of combined experience across consumer tech, gaming and AI, with operational, financial and investing track records spanning early-stage venture to large-scale buyouts.

●	Experience identifying strong management teams: With key members of our team having had significant senior executive roles at both public and private companies, we believe we have an ability to identify the characteristics of successful business leaders, and effective in engaging with these management teams. In addition, key members of our team have more recently been investing in many founder-led businesses.

●	History of operating experience and large scale M&A: Husnu Akin Babayigit co-founded and ran Tripledot studios, which is now one of the largest mobile gaming companies in the world with approximately $2bn in yearly revenues, 25 million daily active users, and 2500 employees globally. Tripledot studios recently bought Applovin’s games businesses for $800mn. Under Akin’s leadership Tripledot studios raised over $250mn, and was recognized as the #1 fastest growing company in Europe by the Financial Times. More recently, Akin was handed the “Lifetime achievement award” by Mobile Games Awards organized by Pocket Gamer. In aggregate, our team has many years of proven experience in developing and executing strategy, building and retaining teams, and executing mergers, acquisitions and business combinations among other activities.

●	Deep network and connections to company founders: Our team has many connections to company founders and business leaders across sectors within the consumer AI, mobile apps and AI sectors. We have invested in many companies, served on many boards and have worked with many influential founders and senior management teams within the industry, and specifically the sectors we intend to initially focus on.

●	Investor Credibility: A track record of creating significant shareholder value through successful exits, including Dream Games ($5B), Peak Games ($1.8B), Gram Games (~$500M), Luna Labs (nine-figure exit) and others.

Investment Criteria

We intend to leverage the extensive network and experience of our management team in identifying a suitable target within the financial services industry and structuring a business combination that is attractive to both the target and our public shareholders. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Clear and Sustainable Competitive Advantages: We intend to target businesses that differentiate themselves from their peers in ways that are difficult to replicate and have clear competitive advantages.

●	High Growth Potential and Cash Flow: We intend to seek businesses that are well positioned to grow in their respective markets and which have clear plans on how to leverage additional capital to accelerate growth. We expect to target businesses that have had, or expect to have, strong cash flow generation.

●	Experienced Management Teams: We intend to seek to target businesses that have strong, experienced management teams who we believe may benefit from our financial, managerial and investment expertise as well as our extensive industry networks and insights. We believe that identifying such management teams is particularly important given our target industry.

●	Attractive Valuations: We intend to only evaluate a business that, based on our due diligence and industry experience, represents an attractive valuation relative to publicly listed companies with similar characteristics or in similar industry segments.

●	Will Benefit from Being a Public Company: We intend to pursue a business that will benefit from being a public company, including potentially having broader access to capital and a public currency for acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in our prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the date that is 24 months from the closing of the IPO (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within the completion period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, if we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less income taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

If we are unable to complete our initial business combination within 24 months from the closing of the IPO and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, from the closing of the IPO, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less income taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share (whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect that it will be necessary to extend the time period to consummate our initial business combination beyond 36 months from the closing of the IPO. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private placement units will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and income taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 24 months from the closing of the IPO (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination), or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units will expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Financial Position

We offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

 Facilities

We currently utilize office space at 50 Sloane Avenue, London, SW3 3DD, United Kingdom, provided by an affiliate of our sponsor. We reimburse an affiliate of our sponsor in an amount equal to $10,000 per month for office space, utilities, management, operations and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have three officers: Husnu Akin Babayigit, Orkun Kilic and Nimika Karadia. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Recent Developments

On December 10, 2025, we consummated our IPO of 25,000,000 units, including 2,500,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-290165 and 333-292014) with respect to the IPO. Each unit consists of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $250,000,000. Pursuant to that certain underwriting agreement, dated December 8, 2025, we granted BTIG, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 3,375,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option partially and purchased 2,500,000 units, generating total proceeds of $25,000,000.

Simultaneously with the closing of the IPO on December 10, 2025, the Company consummated the private placement of an aggregate of 685,000 private units to the sponsor and BTIG, at a price of $10.00 per Private Unit, generating total proceeds of $6,850,000. Each private unit consists of one Class A ordinary share and one-fourth of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). Of those 685,000 private units, the sponsor purchased 435,000 private units and BTIG purchased 250,000 private units. The private units are identical to the units sold in the IPO.

On December 10, 2025, a total of $250,000,000 of the net proceeds from the sale of the units in the IPO and the private placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee

We paid a total of $5,000,000 in underwriting discounts (excluding deferred underwriting commissions of $8,750,000) and $699,003 for other costs and expenses related to the IPO.

The underwriters in our IPO did not exercise the remainder of their overallotment option as of January 22, 2026, 45 days from the effective date of registration statement for the IPO. As such, the overallotment option has expired and the Sponsor has forfeited 291,667 Founder Shares back to the Company. As a result, the Sponsor currently has 8,333,333 Founder Shares.

On January 27, 2026, the Company announced that, on January 29, 2026, the holders of the Company’s units may elect to separately trade the Class A ordinary shares and warrants included in the units.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our IPO prospectus dated December 8, 2025, incorporated by reference herein. Since such date, there have been no material changes to the risks relating to our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We currently utilize office space at 50 Sloane Avenue, London, SW3 3DD, United Kingdom, provided by an affiliate of our sponsor. We reimburse an affiliate of our sponsor in an amount equal to $10,000 per month for office space, utilities, management, operations and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the NASDAQ Global Market under the symbol “DSACU” on December 9, 2025. The Class A ordinary shares and warrants comprising the units began separate trading on NASDAQ on January 29, 2026, under the symbols “DSAC” and “DSACW,” respectively.

Holders of Record

As of March 27, 2026, there were 25,685,000 Class A ordinary shares (inclusive of shares included in our units), par value $0.0001, issued and outstanding, and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding, held by a total of 3 record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On December 10, 2025, we consummated our IPO of 25,000,000 units, including 2,500,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-290165 and 333-292014) with respect to the IPO. Each unit consists of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $250,000,000. Pursuant to that certain underwriting agreement, dated December 8, 2025, we granted BTIG, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 3,375,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option partially and purchased 2,500,000 units, generating total proceeds of $25,000,000.

Simultaneously with the closing of the IPO on December 10, 2025, the Company consummated the private placement of an aggregate of 685,000 private units to the sponsor and BTIG, at a price of $10.00 per Private Unit, generating total proceeds of $6,850,000. Each private unit consists of one Class A ordinary share and one-fourth of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share (subject to adjustment). Of those 685,000 private units, the sponsor purchased 435,000 private units and BTIG purchased 250,000 private units. The private units are identical to the units sold in the IPO. Additionally, the sponsor and BTIG agreed not to transfer, assign, or sell any of the private units or underlying securities (except in limited circumstances, as described in the registration statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the private units.

On December 10, 2025, a total of $250,000,000 of the net proceeds from the sale of the units in the IPO and the private placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee

We paid a total of $5,000,000 in underwriting discounts (excluding deferred underwriting commissions of $8,750,000) and $699,003 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” and elsewhere in this annual report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on August 7, 2025 formed for the purpose of merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate an initial business combination using cash from the proceeds of our IPO and the sale of the private placement units, the proceeds of the sale of our securities in connection with an initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter), securities issued to the owners of the target of an initial business combination, debt issued to bank or other lenders or the owners of the target of an initial business combination, or a combination of the foregoing or other sources.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 7, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the period from August 7, 2025 (inception) through December 31, 2025, we had net income of $370,459, which consists of income earned on investments held in Trust Account of $535,814 and change in fair value of over-allotment liability of $28,000, partially offset by formation, general and administrative expenses of $193,355.

Liquidity and Capital Resources

On December 10, 2025, we consummated the IPO of 25,000,000 units at $10.00 per unit, including 2,500,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 685,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $6,850,000.

Following the IPO, a total of $250,000,000 was placed in the trust account (the “Trust Account”). Upon the underwriters’ partial exercise of the over-allotment option, transaction costs amounted to $14,449,003, consisting of $5,000,000 of cash underwriting fee, $8,750,000 of deferred underwriting fee, and $699,003 of other offering costs.

For the period from August 7, 2025 (inception) through December 31, 2025, cash used in operating activities was $228,357. Net income of $370,459 was affected by interest earned on investments held in the Trust Account of $535,814 and change in fair value of over-allotment liability of $28,000. Changes in operating assets and liabilities used $35,002 of cash for operating activities.

As of December 31, 2025, we had investments held in the Trust Account of $250,535,814. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $1,071,605. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per unit at the option of the lender. At December 31, 2025, no Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters had a 45-day option from the effective date of the registration statement for the Initial Public Offering to purchase up to an additional 3,375,000 units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of $5,000,000 ($0.20 per Unit offered in the IPO). Additionally, the underwriters are entitled to a contingent, deferred fee of $0.35 per Unit, or $8,750,000. The contingent, deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination. Per the underwriting agreement, $0.10 per Unit of such $0.35 per Unit shall be due solely on amounts remaining in the trust account following all properly submitted shareholder redemptions in connection with the consummation of our initial business combination and $0.05 per Unit of such $0.35 per Unit shall be allocable by us to third parties that are members of FINRA, but that are not participating in the IPO, that assist us in consummating our initial business combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Warrant Instruments

The Company accounts for the public and private warrants issued in connection with its initial public offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. The fair value of public warrants was determined using Black-Scholes Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the public warrants are as follows:

December 10, 2025
Implied ordinary share price	$9.91
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.92%
Estimated implied volatility	2.10%
Market adjustment	47.66%
Calculated value per warrant	$0.56

Over-allotment Option

The Company reports its over-allotment option at fair value. Changes in the estimated fair value of the over-allotment option are recognized as non-cash gains or losses in the statements of operations. The fair value of our over-allotment option was determined using a Black-Scholes valuation model. The Black-Scholes valuation model uses significant inputs related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. As each of these items are out of the control of management, significant uncertainty exists in the Black-Scholes valuation model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results. As the changes in fair value have no impact to our cash, changes in fair value of the over-allotment option and derivations from our estimates of fair value have no impact on our cash inflows or outflows.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Subsequent measurement of the redeemable Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income of our Company.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this annual report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 27, 2026.

Name	Age	Position
Husnu Akin Babayigit	45	Co-Chief Executive Officer and Director
Orkun Kilic	45	Co-Chief Executive Officer and Director
Nimika Karadia	42	Chief Financial Officer
Debra Schwartz	47	Independent Director
Bedii Can Yücaoğlu	48	Independent Director
Sean Davey Ryan	57	Independent Director

Husnu Akin Babayigit, our Co Chief Executive Officer since September, 2025 and Director of the Board since August 2025, is a managing member of our sponsor, Daedalus Special Acquisition LLC. Akin Babayigit is a serial entrepreneur and an active investor. He has served as the Managing Director of Arcadia Interactive Partners since February 2025, one of the most active investment firms in gaming. He has also been the co-founder, President and board director of Tripledot Studios since April 2018, one of the largest gaming companies in the world. Under his leadership, Tripledot grew to $2 billion in revenues with over 2,500 employees and 25 million daily active users, earning the #1 fastest-growing European company title from the Financial Times. In 2025, it acquired AppLovin’s games portfolio for approximately $800 million. From October 2018 to June 2021, Akin was the co-founder of Luna Labs, a B2B SaaS business acquired by IronSource in 2021 for a nine-figure sum and held senior roles at Facebook, Activision Blizzard, Skype and McKinsey. He has invested in approximately 50 companies, advising and backing several of gaming’s biggest successes, including Dream Games ($5 billion valuation), Peak Games (sold to Zynga for $1.8 billion), Gram Games (sold to Zynga for about $500 million), Masomo (sold to Miniclip) and many others. Akin received an MBA degree from Harvard Business School in June 2009, a Master of Science degree in Engineering & Applied Sciences from Yale University in 2004, a Master of Science degree in Electrical and Computer Engineering from the University of Wisconsin — Madison in 2003 and a Bachelor of Science degree in Electrical & Computer Engineering from the University of Wisconsin — Madison in 2001.

Orkun Kilic, our Co Chief Executive Officer since September, 2025 and Director of the Board since August 2025, is a managing member of our sponsor, Daedalus Special Acquisition LLC. Since July 2019, Orkun Kilic has been the founder & Chief Investment Officer of Berry Street Capital, an event-driven hedge fund. Orkun was previously the sole Portfolio Manager of the Paulson European Opportunities fund. He joined Paulson in 2011, and within 4 years, was made the Head of Paulson’s European investments in 2015 before being appointed Managing Partner of Paulson Europe LLP in January 2017. Prior to Paulson, Orkun worked at Morgan Stanley, focusing on mergers and acquisitions. Before that, he worked for FIBA Holdings, one of the largest investment firms in Turkey, as an investment analyst covering private and public investment opportunities. He has served in numerous public and private company boards pursuing transformational and shareholder value enhancing initiatives, including Premier Foods PLC. Orkun received an MBA degree from Harvard Business School in June 2009. He graduated magna cum laude in Business Administration and Economics from Koc University, Turkey in 2004. He also received his MSc. in Financial Engineering from Bogazici University, Turkey in 2006.

Nimika Karadia has served as our Chief Financial Officer since September 2025. Ms. Karadia has served as the Chief Operating Officer and Chief Financial Officer of Berry Street Capital Management LLP since February 2025, an event-driven hedge fund and was responsible for the set-up of the firm’s corporate operations and the affairs of the business as a whole. Prior to Berry Street, Ms. Karadia was the COO of Kanou Capital LLP from July 2024 to December 2024, and the CFO and COO of Andromeda Capital Management (UK) LLP from September 2022 to April 2024, where she coordinated fund launches and managed non-investment aspects of the business. From November 2010 to August 2022, Ms. Karadia was the COO and CFO of Numen Capital LLP. With a background in both credit and equity, Ms. Karadia has over 19 years of financial experience holding key roles such as CFO, CRO, CCO and MLRO and being responsible for all business accounting and audit processes. She is also an active CIMA-registered fund director. She is also a long-time Director on several private company boards undertaking all financial and operational functions. Ms. Karadia holds a Bachelor of Science degree in Politics with Economics from University of Bath, United Kingdom.

Debra Schwartz has served as a member of our board of directors since December 8, 2025. Ms. Schwartz is a seasoned financial leader skilled at enabling companies to innovate, grow and scale. Ms. Schwartz is Chief Financial Officer at Goldbelly, the leading curated marketplace for iconic restaurants and chefs. She has previously served as the CFO of several innovative technology companies including H1, a leading healthcare data technology company whose mission is to connect the world to the right doctors, Cameo, the celebrity video shoutout pioneer, and Bustle Digital Group, the digital media provider. Ms. Schwartz spent more than a decade as an equity analyst with Goldman Sachs and Credit Suisse, is on the Board of Lemonade (NYSE: LMND), and holds an MBA from Harvard University, and a BA/BS from the University of Pennsylvania. We believe Ms. Schwartz is qualified to serve on our board of directors as she is a seasoned financial leader skilled at enabling companies to innovate, grow and scale.

Bedii Can Yücaoğlu has served as a member of our board of directors since December 8, 2025. Mr. Yücaoğlu has served as the Managing Director at Map Capital Partners based in Istanbul since 2011. He focuses on investments in tech, consumer products, real estate, and renewables. Mr. Yücaoğlu currently serves on the Board of Directors of Map Elektronik (technology) since 2011, Burda Bebek (consumer products) since 2015, Damarguc (consumer products) since 2015, Turkuaz Turizm (real estate) since 2011, Silahtarağa Gayrimenkul (real estate) since 2015, Tarimsal Kimya (renewables) since 2009. Bedii Can is a Member of TUSIAD (Turkish Business Round Table), a Board Member of the HBS Club Istanbul, and serves on the Board of Trustees of GIRVAK (Turkish Entrepreneurship Foundation) and on the Asset Management Committee of TEV (Turkish Education Foundation). Prior to starting MAP, he worked as a Director at Turkven Real Estate and as a Senior Associate for McKinsey & Company with project work in finance, logistics and private equity. He holds an MBA from Harvard Business School and a BS in Electrical Engineering from Northwestern University. We believe Mr. Yücaoğlu is qualified to serve on our board of directors as he brings extensive investment, strategic, and operational experience across multiple industries, together with significant board leadership experience.

Sean Davey Ryan has served as a member of our board of directors since December 8, 2025. Mr. Ryan is a digital media & technology operator with extensive global experience in online payments, marketplaces, mobile ad networks, digital games, enterprise collaboration platforms, real money gaming and online music. Since January 2024, Mr. Ryan has served as the CEO and co-founder of Enigma Lake Holdings, Inc. (dba GetZOOT), a sweepstakes iCasino operator and game developer, where he leads the company. From 2022 to 2024, Mr. Ryan served as the CEO of AQUA.xyz, an early web3 commerce marketplace focused on the Immutable and Polygon blockchain game systems. Since 2014, Mr. Ryan served as Vice President of Business Platform Partnerships at META, Inc. (Nasdaq: META), where he led a 600 person global organization that managed the Payments, Commerce, Workplace, Business Messaging and Audience Network businesses. Mr. Ryan was initially hired in 2011 as the Director of Games Partnerships to lead and grow the Games business at Facebook. Prior to joining Facebook, Mr. Ryan created the new social and mobile games division at News Corp, an American multinational mass media corporation. Mr. Ryan co-founded Twofish in 2009, a virtual goods and services platform that provided developers with data analytics and insights for individual application’s digital economies. From 2005 to 2008, Mr. Ryan founded and led Meez.com, a leading social entertainment service combining avatars, web games and virtual worlds. Mr. Ryan also co-founded SingShot Media, an online karaoke community, which was sold to Electronic Arts (Nasdaq: EA) and merged into its Sims division. Mr. Ryan received a Bachelor of Arts from Columbia University in 1990 and a MBA degree from the Anderson School at UCLA in 1996. We believe Mr. Ryan is qualified to serve on our board of directors because of his track record in implementing monetization strategies in digital media and technology.

Past performance of our management team or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or their affiliates as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and us, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest.”

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors determined that Ms. Debra Schwartz, Mr. Bedii Can Yǘcaoğlu and Mr. Sean Davey Ryan are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors have established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board and will have the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Mr. Ryan, Ms. Schwartz and Mr. Yűcaoğlu serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Ryan, Ms. Schwartz and Mr. Yűcaoğlu are each independent.

Ms. Schwartz serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Schwartz qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Mr. Ryan, Ms. Schwartz and Mr. Yűcaoğlu. Mr. Ryan serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Ryan, Ms. Schwartz and Mr. Yűcaoğlu are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Debra Schwartz, Mr. Bedii Can Yücaoğlu and Mr. Sean Davey Ryan. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Ethics is incorporated by reference as Exhibit 14 to this annual report. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Husnu Akin Babayigit	Tripledot Holdings		Co-Founder, President, Board Member
	Arcadia Gaming Advisors LLP		Managing Director
	Iron Games Limited		Director
	Vento Games Ltd		Director
	Tripledot Studios Development Company Limited		Director
	Flow games		Director
	Bold games		Director
	Layer.ai		Director
	Moonstep games		Director
	Sugar games		Director
	Bercadia Limited		Director
Orkun Kilic	Berry Street Capital Management LLP	Asset Management	Founder, CIO
	Ascendx Angel SPV LLP		Director
	Leeko Limited		Director
	Arcadia Gaming Advisors LLP		Director
	Bercadia Limited		Director
Nimika Karadia	Berry Street Capital Management LLP	Asset Management	CFO and COO
	Knowsis Limited		Director
	enNKaye Consulting Limited		Director
	Midland Robotics Ltd		Director
	Parentmonitor Ltd		Director
Debra Schwartz	H1 Insights, Inc.	Health tech	Chief Financial Officer
	Lemonade, Inc.		Director
	Goldbelly		Chief Financial Officer
Bedii Can Yücaoğlu	Map Capital Partners	Investment	Managing Director
	Tarkim Tarmsal Kimya Tek.San.ve Tic A.S.	Chemicals	Director
	Turkuaz Turizm Yatmm ve Tic.A.S.	Real estate	Director
	MAP E-Ticaret ve Veri Hizmetleri A.S.	Technology	Director
	Burda Bebek Drunleri San.ve Tic.A.S.	Baby products	Director
	Damarguc, Plastik San.ve Tic.A.S.		Director
	Silahtarağa Gayrimenkul Yat.A.S.	Real estate	Director
	Robust Ventures Limited		Director
Sean Davey Ryan	Enigma Lake Holdings, Inc	iGaming	CEO and Director
	LottaHoney		Director

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances, what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders, provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPACs with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares and private placement units in a transaction that closed simultaneously with the closing of the IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private placement units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lockup. The private placement units (including the Class A ordinary shares underlying these private placement units) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our sponsor and members of our management team will directly or indirectly own our securities following the IPO, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. As of the closing of the IPO, our sponsor has invested in us an aggregate of $4,375,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) on August 12, 2025 and December 8, 2025 and the $4,350,000 purchase price for the private placement units (or $10.00 per unit). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for office space, utilities, management, operations and secretarial and administrative support made available to us by an affiliate of our sponsor, in an amount equal to $10,000 per month;

●	Our independent directors received, for their services as a director, an indirect interest in 30,000 founder shares through membership interests in our sponsor and our Chief Financial Officer received an indirect interest in 25,000 founder shares through membership interests in our sponsor, and Mr. Babayigit and Mr. Kilic, through their ownership in the sponsor and as the co-managers of our sponsor, hold a beneficial ownership interest in 8,333,333 founder shares through membership interests in our sponsor. Mr. Babayigit and Mr. Kilic, as the co-managers of our sponsor, have the right to control the sponsor and participate in the decision regarding the disposal and voting of any security held by the sponsor;

●	Payment of consulting, success or finder fees to our independent directors or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the NASDAQ Global Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

each of our officers and directors that beneficially owns ordinary shares; and all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of any rights, as these rights are not convertible into ordinary shares within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares(2)
Daedalus Special Acquisition LLC(3)(4)	8,768,333	25.78%
Husnu Akin Babayigit(3)(4)	8,768,333	25.78%
Orkun Kilic(3)(4)	8,768,333	25.78
Nimika Karadia	-	-
Sean Davey Ryan	-	-
Bedii Can Yücaoğlu	-	-
Debra Schwartz	-	-
All officers and directors as a group (Six persons)	8,768,333	25.78	% (3)
Adage Capital Management, L.P.(5)	1,800,000	5.29%

(1)	Unless otherwise noted, the business address of each of the following is c/o Daedalus Special Acquisition Corp., 50 Sloane Avenue, London, SW3 3DD, United Kingdom.

(2)	All percentages are approximate, and are based upon a total of 34,018,333 ordinary shares outstanding (inclusive of shares included in our units) as of March 27, 2025.

(3)	Interests shown before offering consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.” Interests shown after offering consist of the founder shares, classified as Class B ordinary shares and the 435,000 private placement units purchased in the offering.

(4)	Daedalus Special Acquisition LLC, our sponsor, is the record holder of such shares. Husnu Akin Babayigit and Orkun Kilic, as the co-managers of Daedalus Special Acquisition LLC, share voting and investment discretion with respect to the ordinary shares held of record by the sponsor. All of our officers and directors are members of our sponsor. Our independent directors each received, for their services as a director, an indirect interest in 30,000 founder shares through membership interests in our sponsor, and our Chief Financial Officer will receive an indirect interest in 25,000 founder shares through membership interests in our sponsor, but none of such persons will have any right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Husnu Akin Babayigit and Orkun Kilic disclaim any beneficial ownership of the securities held by Daedalus Special Acquisition LLC other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	Pursuant to the schedule 13G filed jointly by Adage Capital Management, L.P., Robert Atchinson, and Phillip Gross on February 12, 2026. The address for the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. Adage Capital Management, L.P., a Delaware limited partnership ("ACM"), is the investment manager of Adage Capital Partners, L.P., a Delaware limited partnership ("ACP"), with respect to the Class A Ordinary Shares directly held by ACP. Robert Atchinson is (i) managing member of Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware ("ACA"), managing member of Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware ("ACPGP"), general partner of ACP and (ii) managing member of Adage Capital Partners LLC, a Delaware limited liability company ("ACPLLC"), general partner of ACM, with respect to the Class A Ordinary Shares directly held by ACP; and Phillip Gross is (i) managing member of ACA, managing member of ACPGP and (ii) managing member of ACPLLC, general partner of ACM, with respect to the Class A Ordinary Shares directly held by ACP.

Our initial shareholders beneficially own approximately 25.78% of the issued and outstanding ordinary shares. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the appointment of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

The founder shares and private placement units and any Class A ordinary shares issued upon conversion thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement units and any underlying Class A ordinary shares, until 30 days after the completion of our initial business combination except in each case (a) to our or the underwriter’s officers, directors or consultants, any affiliate or family member of any of our or the underwriter’s officers, directors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from our sponsor or the underwriters to its respective members, partners or shareholders pursuant to our sponsor’s or the underwriter’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor or upon dissolution of the underwriters; (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements. Pursuant to the letter agreement entered with us, each of our sponsor, directors and officers have agreed to lock-up restrictions on their ability to transfer, assign, or sell the founder shares and private placement units and Class A ordinary shares underlying the private placement units. Further, the sponsor membership interests are locked up and not transferable because the letter agreement prohibits indirect transfers.

The securities held by the sponsor are expected to only be distributed directly to the members of the sponsor in connection with or following the consummation of our initial business combination, provided that such members agree to become subject to the applicable transfer restrictions with respect to such securities, including the letter agreement. Indirect transfers of the securities held by the sponsor, such as to another member of the sponsor or their affiliate, a family member or a new member of the sponsor, may be permitted with the prior consent of the co-managers of our sponsor, as long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) private placement units which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such private placement units and (iii) private placement units and units that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to certain registration rights agreement dated as of December 8, 2025.

Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are not converted into private placement-equivalent units, we will be obligated to register up to 9,189,583 Class A ordinary shares and approximately 171,250 Class A ordinary shares that may be issued upon exercise of the warrants underlying the private placement units. The number of Class A ordinary shares includes (i) 8,333,333 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 685,000 Class A ordinary shares underlying the private placement units, and (iii) 171,250 Class A ordinary shares that may be issued upon exercise of the warrants underlying the private placement units.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 12, 2025, our sponsor purchased, and the Company issued to the sponsor, 7,666,667 Class B ordinary shares for paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs. On December 8, 2025, through a share capitalization we issued an additional 958,333 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 8,625,000 founder shares. On January 23, 2026, our sponsor surrendered 291,667 Class B ordinary shares for no consideration to the Company in connection with the representative’s partial exercise of the over-allotment option, resulting in our sponsor holding an aggregate of 8,333,333 founder shares.

Our independent directors each received, for their services as a director, an indirect interest in 30,000 founder shares through membership interests in our sponsor, and our Chief Financial Officer will receive an indirect interest in 25,000 founder shares through membership interests in our sponsor. All of our officers and directors are members of our sponsor and certain of our independent directors have acquired additional interests in the sponsor through their investment in the private placement units to be held by the sponsor. None of such persons will have any right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise. Additionally, Husnu Akin Babayigit and Orkun Kilic, our Co-Chief Executive Officers, through their ownership in the sponsor and as co-managers of the sponsor, have a beneficial ownership interest in 8,333,333 founder shares. Our Chief Executive Officers, as the co-managers of our sponsor, have the right to control the sponsor and participate in the decision regarding the disposal and voting of any security held by the sponsor.

Our sponsor purchased an aggregate of 435,000 private placement at a price of $10.00 per unit for an aggregate purchase price of $4,350,000. The private placement units are identical to the units sold in the IPO except that, so long as they are held by our sponsor or its permitted transferees, the private placement units (i) may not (including the Class A ordinary shares underlying these private placement units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, and (ii) will be entitled to registration rights.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will reimburse an affiliate of our sponsor in an amount equal to $10,000 per month for office space, utilities, management, operations and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

On August 12, 2025, the Company and our sponsor entered into a loan agreement, whereby our sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of August 12, 2026, or the date on which the Company consummates the IPO. As of September 30, 2025 and August 12, 2025, the Company had borrowed $171,939 and $10,500, respectively, under the Note. On December 10, 2025, the Note was fully repaid to our sponsor and is no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post business combination entity at a price of $10.00 per units at the option of the applicable lender. Such units would be identical to the private placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until the date that is 24 months from the closing of the IPO (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, if we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less income taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement units, which is described under the heading “Principal Shareholders — Registration Rights.”

Related Party Policy

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for office space, utilities, management, operations and secretarial and administrative support made available to us by an affiliate of our sponsor, in an amount equal to $10,000 per month;

●	our independent directors and our Chief Financial Officer each received, for their services, an indirect interest in 30,000, for the independent directors and 25,000 for our Chief Financial Officer, founder shares through membership interests in our sponsor; Mr. Babayigit and Mr. Kilic, through their ownership in the sponsor, have a beneficial ownership interest in 8,333,333 founder shares. Husnu Akin Babayigit and Orkun Kilic, as the co-managers of our sponsor, share the right to control the sponsor and participate in the decision regarding the disposal and voting of any security held by the sponsor;

●	Payment of consulting, success or finder fees to our independent directors or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors determined that Ms. Debra Schwartz, Mr. Bedii Can Yűcaoğlu and Mr. Sean Davey Ryan are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of CBIZ CPAs P.C. (“CBIZ”) acts as our independent registered public accounting firm. The following is a summary of fees paid to CBIZ for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. The aggregate fees billed by CBIZ for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC for the year ended December 31, 2025 totaled $91,875. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025.

Tax Fees. For the year ended December 31, 2025, the aggregate fees billed by CBIZ for services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees. For the year ended December 31, 2025, CBIZ did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).
4.4	Warrant Agreement, dated December 8, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
4.5*	Description of Registrant’s Securities
10.1	Letter Agreements, dated December 8, 2025, by and among the Company, Daedalus Special Acquisition LLC, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
10.2	Investment Management Trust Agreement, dated as of December 8, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
10.3	Registration Rights Agreement, dated as of December 8, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
10.4	Private Units Subscription Agreement, dated December 8, 2025, by and between the Company and Daedalus Special Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
10.5	Private Units Subscription Agreement, dated December 8, 2025, by and between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
10.6	Indemnity Agreement, dated as of December 8, 2025, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
10.7	Administrative Services Agreement, dated December 8, 2025, by and between the Company and Daedalus Special Acquisition LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
10.8	Promissory Note dated August 12, 2025, issued to Daedalus Special Acquisition LLC (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).
10.9	Securities Subscription Agreement dated August 12, 2025, between Daedalus Special Acquisition LLC and the Registrant (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).
19*	Insider Trading Policy.
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-290165) filed with the SEC on November 24, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2026

DAEDALUS SPECIAL ACQUISITION CORP.

By:	/s/ Husnu Akin Babayigit
Name:	Husnu Akin Babayigit
Title:	Co-Chief Executive Officer and Director

By:	/s/ Orkun Kilic
Name:	Orkun Kilic
Title:	Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2026

Name	Position	Date

/s/ Husnu Akin Babayigit	Co-Chief Executive Officer and Director	March 27, 2026
Husnu Akin Babayigit	(Principal Executive Officer) and Director

/s/ Orkun Kilic	Co-Chief Executive Officer and Director	March 27, 2026
Orkun Kilic	(Principal Executive Officer Officer)

/s/ Nimika Karadia	Chief Financial Officer	March 27, 2026
Nimika Karadia	(Principal Financial and Accounting Officer)

/s/ Debra Schwartz	Director	March 27, 2026
Debra Schwartz

/s/ Bedii Can Yücaoğlu	Director	March 27, 2026
Bedii Can Yücaoğlu

/s/ Sean Davey Ryan	Director	March 27, 2026
Sean Davey Ryan

DAEDALUS SPECIAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Daedalus Special Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Daedalus Special Acquisition Corp. (the “Company”) as of December 31, 2025, the related statements of operations, statements of changes in shareholders’ deficit and cash flows for the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY
March 27, 2026

DAEDALUS SPECIAL ACQUISITION CORP.
BALANCE SHEET

December 31,
2025
Assets:
Current assets
Cash	$1,071,605
Prepaid expenses - current	70,025
Total current assets	1,141,630
Non-current assets
Cash and marketable securities held in Trust Account	250,535,814
Prepaid expenses – non-current	65,695
Total non-current assets	250,601,509
Total Assets	$251,743,139

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$18,965
Accrued expenses	22,151
Accounts payable	60,140
Due to related party	18,427
Over-allotment option liability	77,000
Total current liabilities	196,683
Non-current liabilities
Deferred underwriting commissions	8,750,000
Total non-current liabilities	8,750,000
Total Liabilities	8,946,683

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at redemption value of $10.02 per share	250,535,814

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized; 685,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	69
Class B Ordinary Shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)(2)	863
Additional paid-in capital	—
Accumulated deficit	(7,740,290)
Total Shareholders’ Deficit	(7,739,358)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$251,743,139

(1)	On December 8, 2025, through a share capitalization, the Company issued an additional 958,333 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 8,625,000 founder shares (Note 6).
(2)	Includes an aggregate of up to 1,125,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). The underwriters partially exercised their over-allotment option on December 10, 2025, resulting in 833,333 Class B ordinary shares no longer subject to forfeiture (Note 6). Subsequent to December 31, 2025, the sponsor forfeited the remaining 291,667 Class B ordinary shares.

The accompanying notes are an integral part of these financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.
STATEMENT OF OPERATIONS

For the Period From August 7, 2025 (Inception)
Through
December 31, 2025
Formation, general and administrative expenses	$193,355
Loss from operations	(193,355)

Other income:
Income earned on cash and marketable securities held in Trust Account	535,814
Change in fair value of over-allotment option liability	28,000
Other income, net	563,814
Net income	$370,459

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,741,497

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	102,517

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.03

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares	7,624,717

Basic net income per share, non-redeemable Class B ordinary shares	$0.03

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,021,542

Diluted net income per share, non-redeemable Class B ordinary shares	$0.03

The accompanying notes are an integral part of these financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 7, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor(1)(2)	—	—	8,625,000	863	24,137	—	25,000
Fair Value of Public Warrants included in Public Units	—	—	—	—	3,482,587	—	3,482,587
Sale of Private Placement Units	685,000	69	—	—	6,849,931	—	6,850,000
Allocated value of transaction costs to warrants	—	—	—	—	(201,280)	—	(201,280)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(10,155,375)	(8,110,749)	(18,266,124)
Net income	—	—	—	—	—	370,459	370,459
Balance – December 31, 2025	685,000	$69	8,625,000	$863	$—	$(7,740,290)	$(7,739,358)

(1)	On December 8, 2025, through a share capitalization, the Company issued an additional 958,333 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 8,625,000 founder shares (Note 6).
(2)	Includes an aggregate of up to 1,125,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). The underwriters partially exercised their over-allotment option on December 10, 2025, resulting in 833,333 Class B ordinary shares no longer subject to forfeiture (Note 6). Subsequent to December 31, 2025, the sponsor forfeited the remaining 291,667 Class B ordinary shares.

The accompanying notes are an integral part of these financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.
STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 7, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$370,459
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and marketable securities held in Trust Account	(535,814)
Change in fair value of over-allotment option liability	(28,000)
Changes in operating assets and liabilities:
Prepaid expenses	(135,720)
Due from related party	18,427
Accounts payable	60,140
Accrued expenses	22,151
Net cash used in operating activities	(228,357)

Cash Flows from Investing Activities:
Purchase of treasury securities in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B Ordinary Shares	25,000
Proceeds from sale of Units	250,000,000
Proceeds from sale of Private Placement Units	6,850,000
Payment of underwriting fee	(5,000,000)
Payment of Promissory Note – related party	(300,000)
Proceeds from Promissory Note – related party	300,000
Payment of offering costs	(575,038)
Net cash provided by financing activities	251,299,962

Net Change in Cash	1,071,605
Cash – Beginning of period	—
Cash – End of period	$1,071,605

Supplemental Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$18,965
Over-allotment option liability	$105,000
Deferred underwriter fee payable	$8,750,000
Remeasurement of Class A Ordinary Shares subject to possible redemption	$18,266,124

The accompanying notes are an integral part of these financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from August 7, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $1,071,605 in cash and working capital of $944,947. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of December 31, 2025, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrants. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,071,605 of cash and no cash equivalents as of December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At December 31, 2025, substantially all of the assets in the Trust Account were held in money market funds, amounting to $250,535,814.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company determined there is UK tax nexus, which is a taxable jurisdiction. The Company determined the tax liability was de minimis for the periods presented.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 for the period ended December 31, 2025 and determined there is no material impact on its financial position, results of operations or cash flows.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of the new law and determined none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Income Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the 6,250,000 Public Warrants in the calculation of diluted net loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Period from August 7, 2025
	(inception) through December 31, 2025
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$120,857	$3,311	$246,291
Denominator:
Basic weighted average ordinary shares outstanding	3,741,497	102,517	7,624,717
Basic net income per ordinary share	$0.03	$0.03	$0.03

Diluted net income per ordinary shares:
Numerator:
Allocation of net income, diluted	$116,815	$3,201	$250,443
Denominator:
Diluted weighted average ordinary shares outstanding	3,741,497	102,517	8,021,542
Diluted net income per ordinary share	$0.03	$0.03	$0.03

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 6,250,000 Public Warrants and 171,250 Private Placement Warrants outstanding as of December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$250,000,000
Less:
Proceeds allocated to Public Warrants	(3,482,587)
Proceeds allocated to over-allotment option liability	(103,537)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,144,186)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,266,124
Class A ordinary shares subject to possible redemption at December 31, 2025	$250,535,814

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on August 7, 2025, the date of its inception (see Note 5).

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, which include the following:

For the Period from August 7, 2025 (Inception) through December 31, 2025
Formation, general and administrative expenses	$193,355
Income earned on cash and marketable securities held in Trust Account	$535,814

The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also reviews income earned on cash and marketable securities held in Trust Account to review and forecast the amounts held in the Trust Account available to complete a business combination or similar transaction. These items, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 6 — Related Party Transactions

Founder Shares

On August 12, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. On December 8, 2025, through a share capitalization, the Company issued an additional 958,333 Founder Shares to our sponsor, resulting in our sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 of the Founder Shares are subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On December 10, 2025, the underwriters partially exercised their over-allotment option, resulting in 291,667 Founder Shares subject to forfeiture. Subsequent to December 31, 2025, the Sponsor forfeited the remaining 291,667 Class B ordinary shares.

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

The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 115,000 shares granted to the Company’s directors was $686,000 or $5.97 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 10, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share less the amount initially received for the purchase of the Founder Shares.

As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The sponsor has agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent approximately 25% of the Company’s issued and outstanding shares (excluding the Class A ordinary shares underlying the Private Placement Units) after the Initial Public Offering. If the Company increases or decreases the size of the offering, the Company will effect a share capitalization or share surrender, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholders prior to the Initial Public Offering at 25% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. On December 10, 2025, the underwriters partially exercised their over-allotment option, resulting in 833,333 Class B ordinary shares no longer subject to forfeiture. Subsequent to December 31, 2025, the sponsor forfeited the remaining 291,667 Class B ordinary shares. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

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

Promissory Note — Related Party

On August 12, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of August 12, 2026, or the date on which the Company consummates the Initial Public Offering. As of December 10, 2025, the Company had borrowed $300,000 under the Note. On December 10, 2025, the Note was fully repaid to the Sponsor and is no longer available.

Due to Related Party

A related party has paid for offering costs on behalf of the Company. As of December 31, 2025, $18,427 is outstanding and recorded under due to related party in the balance sheet, of which $7,742 is related to the Administrative Services Agreement noted below.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with our Sponsor to pay an aggregate of $10,000 per month for certain office space, utilities, management, operations and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $10,000 per month fee.

As of December 31, 2025, there is $7,742 in due to related party related to the agreement. The Company incurred $7,742 for the period from August 7, 2025 (inception) through December 31, 2025. Amounts have been included in formation, general and administrative expenses in the accompanying statement of operations

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one-fourth of one redeemable warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,375,000 Units to cover over-allotments, if any. On December 10, 2025, the underwriters partially exercised their over-allotment option for an additional 2,500,000 Units, generating additional proceeds to the Company of $25,000,000 (see Note 8).

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 685,000 shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. On August 12, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. On December 8, 2025, through a share capitalization, the Company issued an additional 958,333 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 8,625,000 founder shares. The Founder Shares include an aggregate of up to 1,125,000 shares subject to complete or partial forfeiture if the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will collectively own 25% of the Company’s issued and outstanding ordinary shares (excluding the Class A ordinary shares underlying the Private Placement Units) after the Initial Public Offering. As of December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding, including up to 291,667 Class B ordinary shares subject to forfeiture if the underwriters over-allotment option is not exercised in full. Subsequent to December 31, 2025, the Sponsor forfeited the remaining 291,667 Class B ordinary shares.

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

Warrants — As of December 31, 2025, there were 6,421,250 Warrants outstanding, including 6,250,000 Public Warrants and 171,250 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 9 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
		US$
Assets:
Cash held in Trust Account	1	$250,535,814
Liabilities:
Over-allotment option liability	3	$77,000

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3
US$
Balance as of August 7, 2025 (inception)	—
Over-allotment option liability – December 10, 2025	105,000
Change in fair value	(28,000)
Balance as of December 31, 2025	77,000

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations.

A Black-Scholes model was used to value the over-allotment option. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The following is a summary of key inputs utilized:

	Over-allotment Option
	December 31, 2025	December 10, 2025
Unit price	$10.04	$10.00
Exercise price	$10.00	$10.00
Risk-free rate	3.71%	3.76%
Estimated volatility	5.07%	6.81%
Time to expiration	0.061	0.122

Non- Recurring Fair Value Measurements

Upon consummating the Initial Public Offering on December 10, 2025, the Public Warrants were valued using a Black-Scholes Simulation Model, resulting in a fair value of $3,482,587. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

December 10, 2025
Implied ordinary share price	$9.91
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.92%
Estimated implied volatility	2.10%
Market adjustment	47.66%
Calculated value per warrant	$0.56

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statement was issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

The underwriters did not exercise the remainder of their overallotment option as of January 22, 2026, 45 days from the effective date of registration statement for the Initial Public Offering. As such, the overallotment option has expired and the Sponsor has forfeited 291,667 Founder Shares back to the Company. As a result, the Sponsor currently has 8,333,333 Founder Shares.