Form 10-Q
period 2026-03-31
Daedalus Special Acquisition Corp.
filed 2026-05-12
CIK 2082149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 25,685,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAEDALUS SPECIAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets
Cash	$774,387	$1,071,605
Prepaid expenses – current	133,775	70,025
Total current assets	908,162	1,141,630
Non-current assets
Cash and marketable securities held in Trust Account	252,761,757	250,535,814
Prepaid expenses – non-current	48,189	65,695
Total non-current assets	252,809,946	250,601,509
Total Assets	$253,718,108	$251,743,139

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Accrued offering costs	$—	$18,965
Accrued expenses	54,959	22,151
Accounts payable	73,004	60,140
Due to related party	13,427	18,427
Over-allotment option liability	—	77,000
Total current liabilities	141,390	196,683
Non-current liabilities
Deferred underwriting commissions	8,750,000	8,750,000
Total non-current liabilities	8,750,000	8,750,000
Total Liabilities	8,891,390	8,946,683

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at redemption value of $10.11 and $10.02 per share at March 31, 2026 and December 31, 2025, respectively	252,761,757	250,535,814

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized; 685,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	69	69
Class B Ordinary Shares, $0.0001 par value; 30,000,000 shares authorized; 8,333,333 and 8,625,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively(1)	834	863
Additional paid-in capital	—	—
Accumulated deficit	(7,935,942)	(7,740,290)
Total Shareholders’ Deficit	(7,935,039)	(7,739,358)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$253,718,108	$251,743,139

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). The underwriters partially exercised their over-allotment option on December 10, 2025, resulting in 833,333 Class B ordinary shares no longer subject to forfeiture (Note 6). Subsequent to December 31, 2025, the sponsor forfeited the remaining 291,667 Class B ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months
Ended
March 31, 2026
Formation, general and administrative expenses	$272,681
Loss from operations	(272,681)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,225,943
Gain on expiration of over-allotment option liability	77,000
Other income, net	2,302,943
Net income	$2,030,262

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	685,000

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,333,333

Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	685,000	$69	8,625,000	$863	$—	$(7,740,290)	$(7,739,358)
Forfeiture of Class B ordinary shares in connection with over-allotment expiration	—	—	(291,667)	(29)	29	—	—
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(29)	(2,225,914)	(2,225,943)
Net income	—	—	—	—	—	2,030,262	2,030,262
Balance – March 31, 2026	685,000	$69	8,333,333	$834	$—	$(7,935,942)	$(7,935,039)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net income	$2,030,262
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and marketable securities held in Trust Account	(2,225,943)
Gain on expiration of over-allotment option liability	(77,000)
Changes in operating assets and liabilities:
Prepaid expenses	32,808
Due from related party	(5,000)
Accounts payable	12,864
Accrued expenses	(46,244)
Net cash used in operating activities	(278,253)

Cash Flows from Financing Activities:
Payment of offering costs	(18,965)
Net cash used in financing activities	(18,965)

Net Change in Cash	(297,218)
Cash – Beginning of period	1,071,605
Cash – End of period	$774,387

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A Ordinary Shares subject to possible redemption	$2,225,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from August 7, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $774,387 in cash and working capital of $766,772. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of March 31, 2026, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this uncertainty through a Business Combination. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East. Certain countries, including the United States, have provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. The Company evaluated and noted this does not impact the financial statements.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $774,387 and $1,071,605 of cash as of March 31, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets in the Trust Account were held in money market funds, amounting to $252,761,757 and $250,535,814, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. It does not impact the Company’s financial statements.

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

The Company has not considered the effect of the Warrants in the calculation of diluted net income per share, since the exercise of such warrants are contingent upon the occurrence of future events.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,492,035	$40,882	$497,345
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,000,000	685,000	8,333,333
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 6,250,000 Public Warrants and 171,250 Private Placement Warrants outstanding as of March 31, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$250,000,000
Less:
Proceeds allocated to Public Warrants	(3,482,587)
Proceeds allocated to over-allotment option liability	(103,537)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,144,186)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,266,124
Class A ordinary shares subject to possible redemption at December 31, 2025	250,535,814
Accretion of Class A ordinary shares subject to possible redemption	2,225,943
Class A ordinary shares subject to possible redemption at March 31, 2026	$252,761,757

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, which include the following:

For the Three Months Ended March 31, 2026
Formation, general and administrative expenses	$272,681
Income earned on cash and marketable securities held in Trust Account	$2,225,943

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

Due to Related Party

A related party has paid for offering costs on behalf of the Company. As of March 31, 2026 and December 31, 2025, $13,427 and $18,427, respectively, is outstanding and recorded under due to related party in the balance sheet, of which $2,742 and $7,742, respectively, is related to the Administrative Services Agreement noted below.

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

As of March 31, 2026, there is $2,742 in due to related party related to the agreement. The Company incurred $30,000 for the three months ended March 31, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying statement of operations. The Company paid $35,000 to related party related to the agreement for the three months ended March 31, 2026.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one-fourth of one redeemable warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 685,000 shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. On August 12, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. On December 8, 2025, through a share capitalization, the Company issued an additional 958,333 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 8,625,000 founder shares. The Founder Shares include an aggregate of up to 1,125,000 shares subject to complete or partial forfeiture if the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will collectively own 25% of the Company’s issued and outstanding ordinary shares (excluding the Class A ordinary shares underlying the Private Placement Units) after the Initial Public Offering. Subsequent to December 31, 2025, the Sponsor forfeited the remaining 291,667 Class B ordinary shares. As of March 31, 2026 and December 31, 2025, there were 8,333,333 and 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 6,421,250 Warrants outstanding, including 6,250,000 Public Warrants and 171,250 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
		US$
Assets:
Cash held in Trust Account	1	$252,761,757
Liabilities:
Over-allotment option liability	3	$—

	Level	December 31, 2025
		US$
Assets:
Cash held in Trust Account	1	$250,535,814
Liabilities:
Over-allotment option liability	3	$77,000

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3
US$
Balance as of August 7, 2025 (inception)	—
Over-allotment option liability – December 10, 2025	105,000
Change in fair value	(28,000)
Balance as of December 31, 2025	77,000
Expiration of over-allotment option liability	(77,000)
Balance as of March 31, 2026	—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the factors listed from time to time as “Risk Factors” in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 7, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended March 31, 2026, we had net income of $2,030,262, which consists of income earned on investments held in Trust Account of $2,225,943 and gain on expiration of over-allotment liability of $77,000, partially offset by formation, general and administrative expenses of $272,681.

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

For the three months ended March 31, 2026, cash used in operating activities was $278,253. Net income of $2,030,262 was affected by interest earned on investments held in the Trust Account of $2,225,943 and gain on expiration of over-allotment liability of $77,000. Changes in operating assets and liabilities used $5,572 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $252,761,757. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $774,387. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per unit at the option of the lender. At March 31, 2026, no Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K, filed with the SEC on March 27, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2026

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

Daedalus Special Acquisition Corp.

May 12, 2026	By:	/s/ Orkun Kilic
		Name:	Orkun Kilic
		Title:	Co-Chief Executive Officer and Director

May 12, 2026	By:	/s/ Husnu Akin Babayigit
		Name:	Husnu Akin Babayigit
		Title:	Co-Chief Executive Officer and Director

May 12, 2026	By:	/s/ Nimika Karadia
		Name:	Nimika Karadia
		Title:	Chief Financial Officer