Form 10-Q
period 2026-06-30
Daedalus Special Acquisition Corp.
filed 2026-08-11
CIK 2082149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from             to

Commission file number: 001-42998

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

As of August 10, 2026, there were 25,685,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAEDALUS SPECIAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets
Cash	$626,995	$1,071,605
Prepaid expenses – current	112,525	70,025
Total current assets	739,520	1,141,630
Non-current assets
Cash and marketable securities held in Trust Account	255,013,216	250,535,814
Prepaid expenses – non-current	30,683	65,695
Total non-current assets	255,043,899	250,601,509
Total Assets	$255,783,419	$251,743,139

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Accrued offering costs	$—	$18,965
Accrued expenses	61,052	22,151
Accounts payable	900	60,140
Due to related party	13,427	18,427
Over-allotment option liability	—	77,000
Total current liabilities	75,379	196,683
Non-current liabilities
Deferred underwriting commissions	8,750,000	8,750,000
Total non-current liabilities	8,750,000	8,750,000
Total Liabilities	8,825,379	8,946,683

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at redemption value of $10.20 and $10.02 per share at June 30, 2026 and December 31, 2025, respectively	255,013,216	250,535,814

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized; 685,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	69	69
Class B Ordinary Shares, $0.0001 par value; 30,000,000 shares authorized; 8,333,333 and 8,625,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively(1)	834	863
Additional paid-in capital	—	—
Accumulated deficit	(8,056,079)	(7,740,290)
Total Shareholders’ Deficit	(8,055,176)	(7,739,358)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$255,783,419	$251,743,139

(1)	Includes an aggregate of up to 1,125,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). The underwriters partially exercised their over-allotment option on December 10, 2025, resulting in 833,333 Class B ordinary shares no longer subject to forfeiture (Note 6). Subsequent to December 31, 2025, the sponsor forfeited the remaining 291,667 Class B ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Formation, general and administrative expenses	$120,137	$392,818
Loss from operations	(120,137)	(392,818)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,251,459	4,477,402
Gain on expiration of over-allotment option liability	—	77,000
Other income, net	2,251,459	4,554,402
Net income	$2,131,322	$4,161,584

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,000,000	25,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.12

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	685,000	685,000

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.06	$0. 12

Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	8,333,333	8,333,333

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.06	$0. 12

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	685,000	$69	8,625,000	$863	$—	$(7,740,290)	$(7,739,358)
Forfeiture of Class B ordinary shares in connection with over-allotment expiration	—	—	(291,667)	(29)	29	—	—
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(29)	(2,225,914)	(2,225,943)
Net income	—	—	—	—	—	2,030,262	2,030,262
Balance – March 31, 2026	685,000	$69	8,333,333	$834	$—	$(7,935,942)	$(7,935,039)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(2,251,459)	(2,251,459)
Net income	—	—	—	—	—	2,131,322	2,131,322
Balance – June 30, 2026	685,000	$69	8,333,333	$834	$—	$(8,056,079)	$(8,055,176)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$4,161,584
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and marketable securities held in Trust Account	(4,477,402)
Gain on expiration of over-allotment option liability	(77,000)
Changes in operating assets and liabilities:
Prepaid expenses	(7,488)
Due to related party	(5,000)
Accounts payable	(59,240)
Accrued expenses	38,901
Net cash used in operating activities	(425,645)

Cash Flows from Financing Activities:
Payment of offering costs	(18,965)
Net cash used in financing activities	(18,965)

Net Change in Cash	(444,610)
Cash – Beginning of period	1,071,605
Cash – End of period	$626,995

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A Ordinary Shares subject to possible redemption	$4,477,402

The accompanying notes are an integral part of these unaudited condensed financial statements.

DAEDALUS SPECIAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from August 7, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $626,995 in cash and working capital of $664,141. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of June 30, 2026, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this uncertainty through a Business Combination. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $626,995 and $1,071,605 of cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets in the Trust Account were held in money market funds, amounting to $255,013,216 and $250,535,814, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the Warrants in the calculation of diluted net income per share, since the exercise of such warrants are contingent upon the occurrence of future events.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,566,304	$42,917	$522,101
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,000,000	685,000	8,333,333
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

	For the Six Months Ended June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$3,058,339	$83,799	$1,019,446
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,000,000	685,000	8,333,333
Basic and diluted net income per ordinary share	$0.12	$0.12	$0.12

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 6,250,000 Public Warrants and 171,250 Private Placement Warrants outstanding as of June 30, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$250,000,000
Less:
Proceeds allocated to Public Warrants	(3,482,587)
Proceeds allocated to over-allotment option liability	(103,537)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,144,186)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,266,124
Class A ordinary shares subject to possible redemption at December 31, 2025	250,535,814
Accretion of Class A ordinary shares subject to possible redemption	4,477,402
Class A ordinary shares subject to possible redemption at June 30, 2026	$255,013,216

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, which include the following:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Formation, general and administrative expenses	$120,137	$392,818
Income earned on cash and marketable securities held in Trust Account	$2,251,459	4,477,402

The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also reviews income earned on cash and marketable securities held in the Trust Account to review and forecast the amounts held in the Trust Account available to complete a business combination or similar transaction. These items, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

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

Due to Related Party

A related party has paid for offering costs on behalf of the Company. As of June 30, 2026 and December 31, 2025, $13,427 and $18,427, respectively, is outstanding and recorded under due to related party in the balance sheet, of which $2,742 and $7,742, respectively, is related to the Administrative Services Agreement noted below.

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

As of June 30, 2026, there is $2,742 in due to related party related to the agreement. The Company incurred $30,000 and $60,000, respectively, for the three and six months ended June 30, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying statement of operations. The Company paid $30,000 and $65,000, respectively, to the related party related to the agreement for the three and six months ended June 30, 2026.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one-fourth of one redeemable warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share (“Working Capital Warrant”). As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 685,000 shares of Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. On August 12, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. On December 8, 2025, through a share capitalization, the Company issued an additional 958,333 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 8,625,000 founder shares. The Founder Shares include an aggregate of up to 1,125,000 shares subject to complete or partial forfeiture if the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will collectively own 25% of the Company’s issued and outstanding ordinary shares (excluding the Class A ordinary shares underlying the Private Placement Units) after the Initial Public Offering. Subsequent to December 31, 2025, the Sponsor forfeited the remaining 291,667 Class B ordinary shares. As of June 30, 2026 and December 31, 2025, there were 8,333,333 and 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 6,421,250 Warrants outstanding, including 6,250,000 Public Warrants and 171,250 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
		US$
Assets:
Cash held in Trust Account	1	$255,013,216
Liabilities:
Over-allotment option liability	3	$—

	Level	December 31, 2025
		US$
Assets:
Cash held in Trust Account	1	$250,535,814
Liabilities:
Over-allotment option liability	3	$77,000

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3
US$
Balance as of August 7, 2025 (inception)	—
Over-allotment option liability – December 10, 2025	105,000
Change in fair value	(28,000)
Balance as of December 31, 2025	77,000
Expiration of over-allotment option liability	(77,000)
Balance as of June 30, 2026	—

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

Overview

We are a blank check company incorporated in the Cayman Islands on August 7, 2025 formed for the purpose of merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate an initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units, the proceeds of the sale of our securities in connection with an initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter), securities issued to the owners of the target of an initial business combination, debt issued to bank or other lenders or the owners of the target of an initial business combination, or a combination of the foregoing or other sources.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 7, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest earned on investments held in the Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended June 30, 2026, we had net income of $2,131,322, which consists of income earned on investments held in the Trust Account of $2,251,459, partially offset by formation, general and administrative expenses of $120,137.

For the six months ended June 30, 2026, we had net income of $4,161,584, which consists of income earned on investments held in the Trust Account of $4,477,402 and a gain on the expiration of over-allotment liability of $77,000, partially offset by formation, general and administrative expenses of $392,818.

Liquidity and Capital Resources

On December 10, 2025, we consummated the Initial Public Offering of 25,000,000 units at $10.00 per unit, including 2,500,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 685,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $6,850,000.

Following the Initial Public Offering, a total of $250,000,000 was placed in the trust account (the “Trust Account”). Upon the underwriters’ partial exercise of the over-allotment option, transaction costs amounted to $14,449,003, consisting of $5,000,000 of cash underwriting fee, $8,750,000 of deferred underwriting fee, and $699,003 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $425,645. Net income of $4,161,584 was affected by interest earned on investments held in the Trust Account of $4,477,402 and gain on expiration of over-allotment liability of $77,000. Changes in operating assets and liabilities used $32,827 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $255,013,216. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $626,995. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per unit at the option of the lender. At June 30, 2026, no Working Capital Loans were outstanding.

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

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of $5,000,000 ($0.20 per Unit offered in the Initial Public Offering). Additionally, the underwriters are entitled to a contingent, deferred fee of $0.35 per Unit, or $8,750,000. The contingent, deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination. Per the underwriting agreement, $0.10 per Unit of such $0.35 per Unit shall be due solely on amounts remaining in the trust account following all properly submitted shareholder redemptions in connection with the consummation of our initial business combination and $0.05 per Unit of such $0.35 per Unit shall be allocable by us to third parties that are members of FINRA, but that are not participating in the Initial Public Offering, that assist us in consummating our initial business combination.

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

Warrant Instruments

The Company accounts for the public and private warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. The fair value of public warrants was determined using Black-Scholes Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the public warrants are as follows:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the section titled “Risk Factors” contained in our final prospectus for the Initial Public Offering filed with the SEC on December 10, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered securities to report which have not been previously included in a Current Report on Form 8-K.

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

Daedalus Special Acquisition Corp.

August 10, 2026	By:	/s/ Orkun Kilic
		Name:	Orkun Kilic
		Title:	Co-Chief Executive Officer and Director

August 10, 2026	By:	/s/ Husnu Akin Babayigit
		Name:	Husnu Akin Babayigit
		Title:	Co-Chief Executive Officer and Director

August 10, 2026	By:	/s/ Nimika Karadia
		Name:	Nimika Karadia
		Title:	Chief Financial Officer